Form 10-Q
period 2008-09-30
XEBEC INTERNATIONAL, INC.
filed 2008-11-19
CIK 1445742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to_______

Commission File Number 000-53442

XEBEC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0458929B
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

154 East Oliveberry Lane, Draper, Utah 84020

(Address of principal executive offices)

(801) 209-4012

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                       Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 19, 2008

Common Stock, $.001 par value	35, 536,030

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures	15

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Xebec International, Inc. at September 30, 2008 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2008 and 2007 and the period from June 30, 1989 (date of inception) to September 30, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$11,452	$655

Total Current Assets	11,452	655

TOTAL ASSETS	$11,452	$655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Shareholder loans	$37,501	$12,501

Total Current Liabilities	37,501	12,501

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 250,000,000 shares
authorized, 35,536,030, 142,786,030 and 142,786,030 shares
issued and outstanding, respectively	35,537	142,787
Additional paid-in capital	58,232	(59,018)
Deficit accumulated during the development stage	(119,818)	(95,615)

Total Stockholders' Equity (Deficit)	(26,049)	(11,846)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$11,452	$655

The accompanying notes are an integral part of these financial statements.
4

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on June 30,
	For the Three Months Ended		For the Nine Months Ended		1989 Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$14,194

OPERATING EXPENSES

Depreciation expense	-	-	-	-	8,062
General and administrative	5,658	19	24,203	58	129,169

Total Operating Expenses	5,658	19	24,203	58	137,231

LOSS FROM OPERATIONS	(5,658)	(19)	(24,203)	(58)	(123,037)

OTHER EXPENSES

Other income	-	-	-	-	3,219

LOSS BEFORE INCOME TAXES	(5,658)	(19)	(24,203)	(58)	(119,818)

Income tax expense	-	-	-	-	-

NET LOSS	$(5,658)	$(19)	$(24,203)	$(58)	$(119,818)

BASIC LOSS PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	35,536,030	142,786,030	107,036,030	142,786,030

The accompanying notes are an integral part of these financial statements
5

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 30, 1989	-	$-	$-	$-	$-

Issuance of common stock
for cash and services at
an average price of
$0.05 per share	104,296	104	22,396	-	22,500

Additional paid-in capital
from officer	-	-	29	-	29

Issuance of common
stock for services at
$0.0002 per share	258,216	259	22,981	-	23,240

Cancellation of shares	(76,481)	(76)	76	-	-

Issuance of common stock
for services on May, 7 1998
at $0.0002 per share	20,000,000	20,000	(16,000)	-	4,000

Issuance of common stock
for cash on May 7, 1998
at $0.0003 per share	7,500,000	7,500	(5,000)	-	2,500

Issuance of common stock
for cash on May 7, 1998
at $0.0003 per share	15,000,000	15,000	(10,000)	-	5,000

Issuance of common stock for
services on October 28,
2003 at $0.0002 per share	50,000,000	50,000	(38,500)	-	11,500

Issuance of common stock for
services on November 1,
2003 at $0.0002 per share	25,000,000	25,000	(20,000)	-	5,000

Net loss for the period ended
December 31, 2003	-	-	-	(45,769)	(45,769)

Balance, December 31, 2003	117,786,030	$117,787	$(44,018)	$(45,769)	$28,000

The accompanying notes are an integral part of these financial statements
6

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2003	117,786,030	$117,787	$(44,018)	$(45,769)	$28,000

Issuance of common stock for
cash on December 15, 2004
at $0.0004 per share	25,000,000	25,000	(15,000)	-	10,000

Net loss for the year
ended December 31, 2004	-	-	-	(40,501)	(40,501)

Balance, December 31, 2004	142,786,030	142,787	(59,018)	(86,270)	(2,501)

Net loss for the year
ended December 31, 2005	-	-	-	(8,923)	(8,923)

Balance, December 31, 2005	142,786,030	142,787	(59,018)	(95,193)	(11,424)

Net loss for the year
ended December 31, 2006	-	-	-	(345)	(345)

Balance, December 31, 2006	142,786,030	142,787	(59,018)	(95,538)	(11,769)

Net loss for the year
ended December 31, 2007	-	-	-	(77)	(77)

Balance, December 31, 2007	142,786,030	142,787	(59,018)	(95,615)	(11,846)

Cancellation of common shares	(107,250,000)	(107,250)	107,250	-	-

Contributed capital	-	-	10,000	-	10,000

Net loss for the nine months
ended September 30, 2008	-	-	-	(24,203)	(24,203)

Balance, September 30, 2008	35,536,030	$35,537	$58,232	$(119,818)	$(26,049)

The accompanying notes are an integral part of these financial statements
7

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on June 30,
	For the Nine Months Ended		1989 Through
	September 30,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(24,203)	$(58)	$(119,818)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	8,062
Common stock issued for services	-	-	59,240

Net Cash Used in
Operating Activities	(24,203)	(58)	(52,516)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(8,062)

Net Cash Used in
Investing Activities	-	-	(8,062)

FINANCING ACTIVITIES

Proceeds from shareholder loans	25,000	-	37,501
Contributed capital	10,000	-	10,029
Common stock issued for cash	-	-	24,500

Net Cash Provided by
Financing Activities	35,000	-	72,030

NET INCREASE (DECREASE) IN CASH	10,797	(58)	11,452

CASH AT BEGINNING OF PERIOD	655	732	-

CASH AT END OF PERIOD	$11,452	$674	$11,452

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
8

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resourcesand to develop a consistent source of revenues. Management’s plans include of merging with or acquiring an existing, operating company. In the interim the Company is dependent upon loans from management for it operating funds.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008 and December 31, 2007

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with only nominal cash assets and no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of this registration statement, have been paid for by advances from a stockholder, which are evidenced on our financial statements as shareholder loans. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by directors and stockholders, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended September 30, 2008, we incurred a net loss of $5,658 compared to a $19 loss during the three month period ended September 30, 2007. The increased loss for the third quarter of 2008 is attributed to the $5,639 increase in general and administrative expenses during the 2008 period. General and administrative expenses increased due to increased legal and accounting costs incurred during the third quarter of 2008 related to the preparation and filing with the SEC of our registration statement.

For the nine months ended September 30, 2008, our net loss was $24,203 compared to a net loss of $58 or the nine months ended September 30, 2007. The increased net loss for the first nine months of 2008 is attributed to the $24,145 increase in general and administrative expenses in the 2008 period, also due to increased legal and accounting costs related to our SEC filing.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

Expenses incurred during 2006, 2007 and the first nine months of 2008 were paid by a stockholder. At September 30, 2008, total assets, consisting of cash, were $11,452 compared to $655 at December 31, 2007. The increase during the first nine months of 2008 is attributed to cash advances made by a stockholder to be applied general and administrative expenses and the costs associated with preparing and filing our registration statement. At September 30, 2008, total liabilities were $37,501, accounted for as shareholder loans, compared to shareholder loans of $12,501 at December 31, 2007. We expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

Plan of Operation

During the next 12 months, we intend to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This search will not be restricted to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.

Because we lack funds, it may be necessary for officers, directors and/or stockholders to advance funds to finance operations and to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

In the event we need to raise capital, most likely the only method available would be the private sale of securities. Being a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months. Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

●	volatility of the stock market, particularly within the technology sector; and

●	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

On September 26, 2008, we filed with the SEC a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. Management believes that by filing the registration statement and becoming a reporting company under the Exchange Act, information concerning our company will be more readily available to the public and to a prospective merger or acquisition candidate. We also believe that this could possibly make our company more attractive to an operating business as a potential merger or acquisition candidate. As a result of filing the registration statement, we become obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEBEC INTERNATIONAL, INC.

Date: November 19, 2008	By: /S/	BARRETT HICKEN
Barrett Hicken

President, C.E.O. and Director

(Principal Accounting Officer)