Form 10-K
period 2008-12-31
XEBEC INTERNATIONAL, INC.
filed 2009-03-31
CIK 1445742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[	]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53442

XEBEC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0458929B
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

63 East 11400 South, #254, Sandy, Utah 84070

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(801) 209-4012

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant
to Section 13 or Sectin 15(d) of the Act.	Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a sja;; company (as defined
in Rule 12b-2 of the Exchange Act.	Yes [X ] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 25, 2009 was 1,185,030.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

XEBEC INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matter to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	7

Item 6.	Selected Financial Data	9

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 8.	Financial Statements and Supplementary Data	13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13

Item 9A(T).	Controls and Procedures	13

Item 9B	Other Information	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	15

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	16

Item 13.	Certain Relationships and Related Transactions and Director Independence	16

Item 14.	Principal Accounting Fees and Services	17

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	18

Signatures	34

PART I

Item 1.	Business.

Business Development

History

Xebec International, Inc. was originally incorporated in Utah on June 30, 1989 as Postal Services Plus, Inc. and operated a postal service outlet store featuring postal boxes and package and mail handling. In 1989, Loki Holding Corporation made an acquisition of 125,000 shares of the company’s common stock. Previously in November 1986, Loki made a public offering of its shares pursuant to an intrastate registration in the State of Utah.

On September 28, 1989, the company changed its corporate name to Xyst, Inc. When the acquisition proved unsuccessful, Loki proposed that its stockholders approve the payment to Loki stockholders of a partial liquidating dividend of one share of Xyst common stock for each five share of Loki common stock held by each stockholder. Loki filed with the Utah Securities Division (the “Division”) a reorganization exemption application under Rule 14.2p-1 of the rules of the Division. No objection was received from the Division in accordance with its rules and, on June 23, 1990, Loki’s stockholders approved the partial liquidating dividend as proposed. Each Loki stockholder also executed a certificate of residency representing that he or she was a bone fide resident of the State of Utah.

On April 21, 1998, Xyst, Inc. merged with and into a newly created Nevada corporation, Xebec International, Inc., for the sole purpose of changing the company’s domicile from Utah to Nevada. The Nevada entity was incorporated on April 6, 1998. As a result of the change of domicile merger, our name was changed to Xebec International, Inc.

We are currently engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more businesses. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. In certain instances, a target company may desire to become our subsidiary or contribute assets rather than merge. No assurance can be given that we will be successful in locating or negotiating with any target company.

Management has broad discretion in its search for and negotiations with any potential business or business opportunity. In certain instances, a target company may desire to become our subsidiary or contribute assets rather than merge. No assurance can be given that we will be successful in locating or negotiating with any target company.

In the event of a successful acquisition or merger, the acquired entity will become subject to the same reporting requirements with the SEC as we are. Any acquired business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, from the period of inception. This could limit potential prospects because many private businesses either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

The Company's principal executive offices are in care of 63 East 11400 South, #254, Sandy, Utah 84070 and its telephone number is (801) 209-4012.

Stock Split and Share Returns

As of June 16, 2008, our board of directors authorized and carried out a forward stock split of the 28,557,206 shares of issued and outstanding common stock on a five (5) shares for one (1) share basis, which was effected as a stock dividend. In connection with the split, we entered into agreements with five individual stockholders whereby, immediately prior to the forward stock split, the five stockholders returned to the company an aggregate of 21,450,000 shares of issued and outstanding common stock. The returned shares were immediately cancelled and returned to the company’s treasury. As a result of the stock split and cancellation of shares, we had 35, 536,030 shares outstanding. All references to common stock herein will be on a post-split basis.

On December 31, 2008, five stockholders agreed to contribute back to the company an aggregate of 34,351,000 shares of our issued and outstanding common stock. The shares were returned to the company and cancelled on the stock records and returned to the company’s treasury. As a result of this action, we presently have issued and outstanding 1,185,030 shares of common stock..

Current Business Activities

We have a limited operating history and make no representation, nor is any intended, that we will be able to successfully carry on future business activities. There can be no assurance that we will have the ability to acquire or merge with a business opportunity that will be of material value.

Management plans to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities. We presently have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business we may ultimately consider. Management has broad discretion in its search for and negotiations with any prospective business or business opportunity.

Sources of Business Opportunities

Management employs various resources in its search for potential business opportunities including, but not limited to, officers, directors, stockholders, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of a lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely rely on outside sources, not otherwise associated with us that will accept their compensation only after we finalize a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

In the event we engage an independent consultant, we would prefer that the consultant has experience in working with small companies searching for business opportunities. Also, the consultant must be experienced in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such transactions. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated at the close of a business consolidation.

We do not limit our search to any specific kind of business or industry. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once we identify a potential acquisition or merger candidate, management will determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital, we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating potential business opportunities, management considers, to the extent relevant to the specific situation, several factors including:

●	potential benefits to the company and stockholders;
●	working capital;
●	financial requirements and availability of additional financing;
●	history of operation, if any;
●	nature of present and expected competition;
●	quality and experience of management;
●	need for further research, development or exploration;
●	potential for growth and expansion;
●	potential for profits; and
●	other factors deemed relevant to the specific opportunity.

Because we have not yet located or identified a specific business opportunity, there are certain unidentified risks that cannot be adequately expressed. There can be no assurance following consummation of an acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the parties’ management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we presently do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only nominal assets and a limited operating history, in the event we successfully acquire or merge with an operating business, current stockholders most likely will experience substantial dilution. It is also probable that we will experience a change in control. The owners of a business that we acquire or merge with will most likely gain effectively control of our company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, we do not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage an outside advisor or consultant in our search for business opportunities, we may have to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers, current stockholders, directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations.

Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates to raise funds.

It is possible that the terms of a future acquisition or merger transaction might include the sale of shares held by our officers and/or directors to parties affiliated with or designated by the potential target. Presently, we have no plans to seek or actively negotiate such terms. However, if this situation does arise, we are obligated to follow our articles of incorporation and applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders or that stockholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, we might pay a finder's fee, in the form of cash or securities, to a person or persons instrumental in facilitating the transaction. We have not established a policy for the determination of an appropriate finder's fee, although any fee would likely be based upon negotiations by management, the business opportunity and finder. We cannot at this time estimate the type or amount of a potential finder's fee that might be paid. It is unlikely that a fee will be paid to an affiliate because of the potential conflict of interest. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s fiduciary duty or violate the doctrine of corporate opportunity.

We believe that it is highly unlikely that we will acquire or merge with a business in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

Prior to consummating an acquisition or merger, if required by relevant state laws and regulations, we will seek stockholders approval in the appropriate manner. Certain types of transactions may be entered into solely by board of directors approval without stockholder ratification. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an transaction, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the board will have discretion to consummate the transaction by written consent. Regardless of whether an acquisition or merger is ratified by board action alone, by written consent or by holding a stockholders' meeting, we will provide stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

Under Nevada corporate laws, our stockholders may be entitled to assert dissenters’ rights in the event of a successful merger of acquisition. Stockholders may be entitled to dissent from and obtain payment of the fair value of their shares in the event we complete a merger if approval by the stockholders is required under Nevada law. Also, stockholders may be entitled to dissenters’ rights if we enter into a share exchange whereby our shares are to be acquired. A stockholder entitled to assert dissenter’s rights and obtain fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or company. A dissenting stockholder must refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, we must then give notice to all stockholders who delivered their written notice of dissent.

Competition

Because we have not identified a prospective acquisition or merger candidate, we cannot evaluate the type and extent of future competition. There are several other public companies with only nominal assets that are also searching for operating businesses as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search and, due to a lack of funds, it may be difficult to successfully compete with these companies.

Employees

As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

We currently use the personal residence of our two directors as our principal place of business, but use a mail service for our address. These facilities are owned by the directors and are provided to the company at no charge. Although we have no written agreement and currently pay no rent for the use of its facilities, it is contemplated that at such future time as we complete an acquisition or merger with an operating business, we will secure commercial office space. However, until such time, the type of business in which we will be engaged and the type of office and other facilities that will be required is unknown. We have no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A.	Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not presently own any property.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for Xebec common stock. We anticipate making an application to have our shares quoted on the OTC Bulletin Board. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act.

Inclusion on the OTCBB would permit price quotations for our shares to be published by that service. Although we intend to submit an application to the OTCBB, management does not anticipate Xebec shares to immediately be traded in the public market. Also, secondary trading of our common stock may be subject to certain state imposed restrictions. Except for the application to the OTCBB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTCBB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop in Xebec shares following acceptance by the OTCBB or at any other time in the future or, that if such a market does develop, that it can be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, there are no plans to register our securities in any particular state.

As of March 25, 2009, there were 222 holders of record of our common stock. Because all of the outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, for purposes of this registration statement all of the shares are considered restricted securities.

Penny Stock Rule

It is most unlikely that Xebec securities will be listed on any national or regional exchange or on The Nasdaq Stock Market in the near future. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The NASDAQ Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements. Broker-dealers must also make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.

Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in Xebec common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which the shares trade. Classification of Xebec shares as penny stocks increases the risk of an investment in the shares.

Rule 144

All of the company’s shares were issued between 1989 and 2004. None of the shares were issued pursuant to a registration statement filed with the SEC, but were issued in reliance upon applicable exemptions from registration provided by federal and state law. Resale of shares may be made in reliance on exemptions pursuant to Section 4(1) of the Securities Act or Rule 144 under that Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Because Xebec is considered a shell company, stockholders may not avail themselves to Rule 144 for a period of one year from the date we file with the SEC current information reflecting that we no longer are a shell company. Stockholders may sell their shares pursuant to an effective registration statement under the Securities Act of 1933 or other available exemption from registration.

Following a successful acquisition of an operating business, we intend to file with the SEC a report that will include comprehensive information that reflects that we are no longer a shell company.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are considered a development stage company with limited assets and/or capital and no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing with the SEC of our requisite periodic reports, have been paid for by advances from a stockholder, which are evidenced on our financial statements as shareholder loans. It is anticipated that we will require only limited capital to maintain our corporate viability. Additional necessary funds will most likely be provided by directors and stockholders, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

We have reported only nominal revenues since inception and incurred a net loss of $31,446 for the year ended December 31, 2008, compared to a loss of $77 for the year ended December 31, 2007. We have also reported a cumulative net loss of $127,061 since inception through December 31, 2008. The increase in net loss for 2008 is attributed primarily to professional expenses for accounting and legal fees related to filing our registration statement with the SEC, which became effective in November 2008. The increased net loss is also due to ongoing professional fees in connection with the registration statement and making our periodic filings with the SEC during 2008 and an increase in general and administration expenses.

Liquidity and Capital Resources

Expenses incurred during 2008 and 2007 have been paid for by a stockholder. At December 31, 2008, total assets, consisting of cash, was $4,209 compared to $655 at December 31, 2007. The increase in cash during 2008 is attributed to cash advances made by a stockholder, to be applied general and administrative expenses and the costs associated with our registration statement. At December 31, 2008, total liabilities were $47,501 accounted for as shareholder loans, compared to shareholder loans of $12,501 at December 31, 2007. We expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Plan of Operation

During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because we lack funds, it may be necessary for officers, directors or stockholders to advance funds and we will accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If we need to raise capital, most likely the only method available would be the private sale of securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $127,061 as of December 31, 2008. This loss carry forward may be offset against future taxable income through the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133".  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115".  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value

Measurements.  We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement beginning March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

● pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●  provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President acting as both chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Barrett Hicken	45	President, CEO and Director
Collette P. Hicken	43	Secretary / Treasurer and Director

___________________________

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee thereof. However, directors may defer their expenses and/or take payment in shares of our common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board. We do not have any standing committees.

No director, officer, affiliate or promoter of our company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Directors currently devote only such time to company affairs as needed. The time devoted could amount to as little as 1% of the time they devote to their own business affairs, or if business conditions ultimately warrant, they could possibly elect to devote their full time to our business. Presently, there are no other persons whose activities are material to our operations.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Barrett Hicken. Mr. Hicken has been President and a director of the Company since October 2003. He received his MBA from Webster University in 2002 in Salt Lake City, Utah and also graduated from the University of Utah with a Bachelor of Science degree in Finance and Economics in 1994. Mr. Hicken is a Certified Business Manager (2001), Certified in Sarbanes-Oxley Auditing and Technology (2005) and holds a Certificate in Corporate Governance from Tulane University Law School (2005). Mr. Hicken has been employed since 2007 at WebBank, a Utah Industrial Loan Bank, as Vice President of Corporate and Business Development in charge of Strategic Partnerships and Mergers and Acquisitions. Prior to WebBank, he worked for Fidelity Investments from 1991 to 2007, holding various operations and finance positions including Regional CFO and Director of Finance. In addition, Mr. Hicken has served as a consultant to public companies.

Collette Hicken. Ms. Hicken has been Secretary and director of the Company since March 2004. She is a graduated from Olympus High School in 1984 in Salt Lake City, Utah. Ms. Hicken has been employed at Continental Airlines since 1991 as a Sales Agent in Salt Lake City. Prior to working at Continental Airlines, she worked for Eastern Airlines and, previous to that, she worked for JC Pennys in the Accounting Operations in Salt Lake City. Ms. Hicken is the wife of the Company’s President, Barrett Hicken.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2008.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.	Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2008 and 2007. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 25, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Collette P. Hicken	630,000	53.2%
63 East 11400 South, #254
Sandy, Utah 84070
5% Stockholders
Access Properties Group LLC (2)	50,500	4.3%
Box 224	2176 South Bear Lake Blvd.
Garden City, Utah 84028

All directors and officers	630,000	53.2%
a group (2 persons)

__________________

Note:     Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 1,185,030 shares of common stock outstanding on March 25, 2009.

(2)	Access Properties Group is a limited liability company principally owned by Claudia Moulton, who owns 50%, and Collette P. Hicken who owns 40%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been no material transactions during the past two fiscal years between the Company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families, except for the following.

The Company’s President, Barrett Hicken, has made periodic loans and advances to Company to provide working capital and to cover expenses. These loans are depicted on the Company’s balance sheet as shareholder loans and, as of December 31, 2008, the amount owed was $47,501 and as of December 31, 2007, the amount owed was $12,501. The loans are evidenced by demand notes that do not bear interest.

Our officers and directors are subject to the doctrine of corporate opportunities, only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our corporate minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the board of directors and made available to us. In the event the board rejects an opportunity so presented and only in that event, any officer or director may avail himself or herself of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of our company. There can be no assurance, however, that these efforts will be successful.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by management, the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the stockholders or a disinterested board of directors.

None of our directors are deemed to be independent directors. We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 was $3,500.

Audit Related Fees

For the year ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation and Amendments
3.2*	By-Laws
4.1*	Instrument defining rights of stockholders (See Exhibit No. 3.1)
31.1	Certification of C.E.O. and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*	Previously filed as an Exhibit to the Form 10-SB filed September 26, 2008.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	21

Balance Sheets	22

Statements of Operations	23

Statements of Stockholders’ Equity (Deficit)	24

Statements of Cash Flows	26

Notes to the Financial Statements	27

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Xebec International, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Xebec International, Inc. (A Development Stage Company) as of the years ended December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on June 30, 1989 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xebec International, Inc. (A Development Stage Company) as of the years ended December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on June 30, 1989 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $127,061, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

February 26, 2009

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$4,209	$655

Total Current Assets	4,209	655

TOTAL ASSETS	$4,209	$655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Shareholder loans	$47,501	$12,501

Total Current Liabilities	47,501	12,501

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized, 1,185,030 and 142,786,030 shares
issued and outstanding, respectively	1,186	142,787
Additional paid-in capital	82,583	(59,018)
Deficit accumulated during the development stage	(127,061)	(95,615)

Total Stockholders' Equity (Deficit)	(43,292)	(11,846)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,209	$655

The accompanying notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on June 30,
	For the Years Ended		1989 Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$14,194

OPERATING EXPENSES

Depreciation expense	-	-	8,062
General and administrative	31,446	77	136,412

Total Operating Expenses	31,446	77	144,474

LOSS FROM OPERATIONS	(31,446)	(77)	(130,280)

OTHER EXPENSES

Other income	-	-	3,219

LOSS BEFORE INCOME TAXES	(31,446)	(77)	(127,061)

Income tax expense	-	-	-

NET LOSS	$(31,446)	$(77)	$(127,061)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	84,378,653	142,786,030

The accompanying notes are an integral part of these financial statements

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 30, 1989	-	$-	$-	$-	$-

Issuance of common stock
for cash and services at
an average price of
$0.05 per share	104,296	104	22,396	-	22,500

Additional paid-in capital
from officer	-	-	29	-	29

Issuance of common
stock for services at
$0.0002 per share	258,216	259	22,981	-	23,240

Cancellation of common shares	(76,481)	(76)	76	-	-

Issuance of common stock
for services on May, 7 1998
at $0.0002 per share	20,000,000	20,000	(16,000)	-	4,000

Issuance of common stock
for cash on May 7, 1998
at $0.0003 per share	7,500,000	7,500	(5,000)	-	2,500

Issuance of common stock
for cash on May 7, 1998
at $0.0003 per share	15,000,000	15,000	(10,000)	-	5,000

Issuance of common stock for
services on October 28,
2003 at $0.0002 per share	50,000,000	50,000	(38,500)	-	11,500

Issuance of common stock for
services on November 1,
2003 at $0.0002 per share	25,000,000	25,000	(20,000)	-	5,000

Net loss for the period ended
December 31, 2003	-	-	-	(45,769)	(45,769)

Balance, December 31, 2003	17,786,030	$117,787	$(44,018)	$(45,769)	$28,000

The accompanying notes are an integral part of these financial statements

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (continued)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2003	117,786,030	$117,787	$(44,018)	$(45,769)	$28,000

Issuance of common stock for
cash on December 15, 2004
at $0.0004 per share	25,000,000	25,000	(15,000)	-	10,000

Net loss for the year
ended December 31, 2004	-	-	-	(40,501)	(40,501)

Balance, December 31, 2004	142,786,030	142,787	(59,018)	(86,270)	(2,501)

Net loss for the year
ended December 31, 2005	-	-	-	(8,923)	(8,923)

Balance, December 31, 2005	142,786,030	142,787	(59,018)	(95,193)	(11,424)

Net loss for the year
ended December 31, 2006	-	-	-	(345)	(345)

Balance, December 31, 2006	142,786,030	142,787	(59,018)	(95,538)	(11,769)

Net loss for the year
ended December 31, 2007	-	-	-	(77)	(77)

Balance, December 31, 2007	142,786,030	142,787	(59,018)	(95,615)	(11,846)

Cancellation of common
on December 31, 2008	(141,601,000)	(141,601)	141,601	-	-

Net loss for the year
ended December 31, 2008	-	-	-	(31,446)	31,446)

Balance, December 31, 2008	1,185,030	$1,186	$82,583	$(127,061)	$(43,292)

The accompanying notes are an integral part of these financial statements

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on June 30,
	For the Years Ended		1989 Through
	December 31,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(31,446)	$(77)	$(127,061)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	8,062
Common stock issued for services	-	-	59,240
Changes in operating assets and liabilities	-	-	-

Net Cash Used in
Operating Activities	(31,446)	(77)	(59,759)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(8,062)

Net Cash Used in
Investing Activities	-	-	(8,062)

FINANCING ACTIVITIES

Proceeds from shareholder loans	35,000	-	47,501
Common stock issued for cash	-	-	24,529

Net Cash Provided by
Financing Activities	35,000	-	72,030

NET INCREASE (DECREASE) IN CASH	3,554	(77)	4,209

CASH AT BEGINNING OF PERIOD	655	732	-

CASH AT END OF PERIOD	$4,209	$655	$4,209

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The financial statements presented are those of Xebec International, Inc. The Company was originally incorporated under the laws of the state of Utah on June 30, 1989 as Postal Services Plus, Inc. to engage in the business of providing postal service including postal boxes and package handling and any and all other lawful business. The Company has not experienced significant operations since fiscal year 1989 and is considered to be a development stage company. In September 1989, the Company changed its name to XYST, Inc. and obtained authorization to do business in Utah under the name of Discount Shipping and Packaging. In April 1998, the company completed a merger with Xebec International, Inc. with Xebec International, Inc. being the surviving corporation.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2008 and 2007, the Company recognized no sales revenue and incurred a net loss of $31,446 and $77, respectively. As at December 31, 2008, the Company had an accumulated deficit of $127,061. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plan is to complete a merger with an existing operating company. In the interim the Company is dependent upon the continued financial support from its shareholders. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008 and 2007.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at December 31, 2008 and 2007, the Company had no cash equivalents.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2008 and 2007.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Loss (numerator)	$ (31,446)	$ (77)
Shares (denominator)	84,378,653.	142,786,030
Per share amount	$ (0.00)	$ (0.00)

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accoxunting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	December 31, 2008	December 31, 2007
Income tax expense at statutory rate	$ (12,264)	$ (26)
Valuation allowance	12,264)	26)
Income tax expense per books	$ -)	$ -)

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover	$ 26,450)	$ 14,186)
Valuation allowance	(26,450)	(14,186)
Net deferred tax asset	$ -)	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $67,821 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

Stock-based compensation.

As of December 31, 2008, the Company has not issued any share-based payments to its employees.

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159,The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

2.	SHAREHOLDER LOANS

Various operating expenses of the Company have been paid for using funds provided by the shareholders of the Company. The loans are non-interest bearing, unsecured and due upon demand. The Company owes $47,501 for such loans as of December 31, 2008

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

3.	COMMON STOCK

As of June 16, 2008, the Board of Directors of the Company authorized and carried out a forward stock split of the Company’s issued and outstanding common stock on a five (5) shares for one (1) share basis, which was effected as a stock dividend.

In connection with this forward stock split, the Board of Directors of the Company also entered into agreements with five individual stockholders whereby, immediately prior to the five shares for one share forward stock split, the five stockholders returned to the Company an aggregate of 107,250,000 shares of the Company’s issued and outstanding common stock. The returned shares were immediately cancelled on the stock records of the Company and said shares were returned to the Company’s treasury. All references to common stock activity have been retroactively restated so as to incorporate the effect of the stock split.

As of December 31, 2008, the Board of Directors of the Company authorized and carried out a cancellation of 34,351,000 common shares of outstanding common stock. The holders of the stock agreed to contribute the shares back to the Company, after which they were cancelled. The cancellation was executed by Fidelity Transfer Company, the stock transfer agent of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xebec International, Inc.

By:	/s/ BARRETT HICKEN
Barrett Hicken
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer

Dated:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 31, 2009
/S/	BARRETT HICKEN	President, C.E.O. and director
Barrett Hicken	Principal Financial Officer
Principal Accounting Officer

March 31, 2009
/S/	COLLETTE P. HICKEN	Secretary and Director
Collette P. Hicken