Form 10-Q
period 2008-03-31
XEBEC INTERNATIONAL, INC.
filed 2009-05-15
CIK 1445742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53442

XEBEC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0458929B
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

63 East 11400 South, # 254, Sandy, Utah 84070

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                  Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 5, 2009

Common Stock, $.001 par value	1,885,030

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Xebec International, Inc. at March 31, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2009 and 2008 and the period from June 30, 1989 (date of inception) to March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$52	$4,209

Total Current Assets	52	4,209

TOTAL ASSETS	$52	$4,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$593	$-
Shareholder loans	47,501	47,501

Total Current Liabilities	48,094	47,501

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized, 1,185,030 shares issued and outstanding	1,186	1,186
Additional paid-in capital	82,583	82,583
Deficit accumulated during the development stage	(131,811)	(127,061)

Total Stockholders' Equity (Deficit)	(48,042)	(43,292)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$52	$4,209

The accompanying notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on June 30,
	For the Three Months Ended		1989 Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$14,194

OPERATING EXPENSES

Depreciation expense	-	-	8,062
General and administrative	4,750	10,538	141,162

Total Operating Expenses	4,750	10,538	149,224

INCOME (LOSS) FROM OPERATIONS	(4,750)	(10,538)	(135,030)

OTHER EXPENSES

Other income	-	-	3,219

INCOME (LOSS) BEFORE INCOME TAXES	(4,750)	(10,538)	(131,811)

Income tax expense	-	-	-

NET INCOME (LOSS)	$(4,750)	$(10,538)	$(131,811)

BASIC INCOME (LOSS) PER
COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,185,030	142,786,030

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

The accompanying notes are an integral part of these financial statements

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

							Deficit
							Accumulated		Total
					Additional		During the		Stockholders'
	Common Stock				Paid-In		Development		Equity
	Shares		Amount		Capital		Stage		(Deficit)

Balance, December 31, 2003	117,786,030		$117,787		$(44,018)		$(45,769)		$28,000

Issuance of common stock for
cash on December 15, 2004
at $0.0004 per share	25,000,000		25,000		(15,000)		-		10,000

Net loss for the year
ended December 31, 2004	-		-		-		(40,501)		(40,501)

Balance, December 31, 2004	142,786,030		142,787		(59,018)		(86,270)		(2,501)

Net loss for the year
ended December 31, 2005	-		-		-		(8,923)		(8,923)

Balance, December 31, 2005	142,786,030		142,787		(59,018)		(95,193)		(11,424)

Net loss for the year
ended December 31, 2006	-		-		-		(345)		(345)

Balance, December 31, 2006	142,786,030		142,787		(59,018)		(95,538)		(11,769)

Net loss for the year
ended December 31, 2007	-		-		-		(77)		(77)

Balance, December 31, 2007	142,786,030		142,787		(59,018)		(95,615)		(11,846)

Cancellation of common shares	(141,601,000)		(141,601)		141,601		-		-

Net loss for the year
ended December 31, 2008	-		-		-		(31,446)		(31,446)

Balance, December 31, 2008	1,185,030		1,186		82,583		(127,061)		(43,292)

Net loss for the three months
ended March 31, 2009
(unaudited)	-		-		-		(4,750)		(4,750)

Balance, March 31, 2009
(unaudited)	1,185,030	#	$1,186	#	$82,583	#	$(131,811)	#	$(48,042)

The accompanying notes are an integral part of these financial statements

(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on June 30,
	For the Three Months Ended		1989 Through
	March 31,		March 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(4,750)	$(10,538)	$(131,811)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	8,062
Common stock issued for services	-	-	59,240
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	593	(84)	593

Net Cash Used in
Operating Activities	(4,157)	(10,622)	(63,916)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(8,062)

Net Cash Used in
Investing Activities	-	-	(8,062)

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	15,000	47,501
Common stock issued for cash	-	-	24,529

Net Cash Provided by
Financing Activities	-	15,000	72,030

NET INCREASE (DECREASE) IN CASH	(4,157)	4,378	52

CASH AT BEGINNING OF PERIOD	4,209	732	-

CASH AT END OF PERIOD	$52	$5,110	$52

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include of merging with or acquiring an existing, operating company. In the interim the Company is dependent upon loans from management for it operating funds.

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

We are a development stage company with limited assets and no current material operations or income. Ongoing expenses, including the costs associated with the preparation and filing with the SEC of requisite periodic reports, have been paid for by advances from a stockholder, which are evidenced on our financial statements as shareholder loans. We expect that we can maintain our corporate viability with limited capital. Additional necessary funds will most likely be provided in the future by directors and stockholders, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three-month period (“first quarter”) ended March 31, 2009, we incurred a net loss of $4,750 compared to a $10,538 net loss during the first quarter ended March 31, 2008. The decreased loss for the first quarter of 2009 is attributed to the 55% decrease ($5,788) in general and administrative expenses, primarily due to increased legal and accounting costs incurred during the first quarter of 2008 related to the preparation and filing with the SEC of our registration statement.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

Expenses incurred during the first quarter of 2009 were paid by a stockholder. At March 31, 2009, total assets, consisting of cash, were $52 compared to $4,209 in cash at December 31, 2008. The decrease in assets during the first quarter of 2009 is attributed to payment of general and administrative expenses and also due to $15,000 in proceeds from shareholder loans during the first quarter of 2008, compared to $0 proceeds for the 2009 period. At March 31, 2009, total liabilities were $48,094, accounted for as shareholder loans and accounts payable, compared to shareholder loans of $47,501 at December 31, 2008. Our stockholders’ deficit increased from $43,292 at December 31, 2008 to$48,042 at March 31, 2009.

We expect to continue to rely on our stockholders to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were in-effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 16, 2008, our board of directors authorized and carried out a forward stock split of the 28,557,206 shares of issued and outstanding common stock on a five (5) shares for one (1) share basis. In connection with the split, we entered into agreements with five individual stockholders whereby, immediately prior to the forward stock split, the five stockholders returned to the company an aggregate of 21,450,000 shares of issued and outstanding common stock. The returned shares were immediately cancelled and returned to the company’s treasury. As a result of the stock split and cancellation of shares, we had 35, 536,030 shares outstanding.

On December 31, 2008, five stockholders agreed to contribute back to the company an aggregate of 34,351,000 shares of our issued and outstanding common stock. The shares were returned to the company and cancelled on the stock records and returned to the company’s treasury. As a result of this action, we presently have issued and outstanding 1,185,030 shares of common stock. All references to common stock herein will be on a post-split basis.

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

XEBEC INTERNATIONAL, INC.

Date: May 15, 2008	By: /S/	BARRETT HICKEN_________
Barrett Hicken

President, C.E.O. and Director

(Principal Accounting Officer)