Form 10-Q
period 2009-06-30
XEBEC INTERNATIONAL, INC.
filed 2009-08-10
CIK 1445742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                               Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                         Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 5, 2009

Common Stock, $.001 par value	1,185,030

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Xebec International, Inc. at June 30, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2009 and 2008 and the period from June 30, 1989 (date of inception) to June 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$31	$4,209

Total Current Assets	31	4,209

TOTAL ASSETS	$31	$4,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,843	$-
Accrued interest payable - related	1,880	-
Notes payable - related	47,501	47,501

Total Current Liabilities	52,224	47,501

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized, 1,185,030 shares issued and outstanding	1,186	1,186
Additional paid-in capital	83,083	82,583
Deficit accumulated during the development stage	(136,462)	(127,061)

Total Stockholders' Equity (Deficit)	(52,193)	(43,292)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$31	$4,209

The accompanying condensed notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on June 30,
	For the Three Months Ended		For the Six Months Ended		1989 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$14,194

OPERATING EXPENSES

Depreciation expense	-	-	-	-	8,062
General and administrative	2,771	10,814	7,521	18,545	143,933

Total Operating Expenses	2,771	10,814	7,521	18,545	151,995

INCOME (LOSS) FROM OPERATIONS	(2,771)	(10,814)	(7,521)	(18,545)	(137,801)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	3,219
Interest expense	(940)	-	(1,880)	-	(1,880)

Total Other Income (Expense)	(940)	-	(1,880)	-	1,339

INCOME (LOSS) BEFORE INCOME TAXES	(3,711)	(10,814)	(9,401)	(18,545)	(136,462)

Income tax expense	-	-	-	-	-

NET INCOME (LOSS)	$(3,711)	$(10,814)	$(9,401)	$(18,545)	$(136,462)

BASIC INCOME (LOSS) PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,185,030	9,592,932	1,185,030	38,985,947

The accompanying condensed notes are an integral part of these financial statements

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 30, 1989	-	$-	$-	$-	$-

Issuance of common stock
for cash and services at
an average price of
$0.05 per share	104,296	104	22,396	-	22,500

Additional paid-in capital
from officer	-	-	29	-	29

Issuance of common
stock for services at
$0.0002 per share	258,216	259	22,981	-	23,240

Cancellation of common
shares	(76,481)	(76)	76	-	-

Issuance of common stock
for services on May, 7 1998
at $0.0002 per share	20,000,000	20,000	(16,000)	-	4,000

Issuance of common stock
for cash on May 7, 1998
at $0.0003 per share	7,500,000	7,500	(5,000)	-	2,500

Issuance of common stock
for cash on May 7, 1998
at $0.0003 per share	15,000,000	15,000	(10,000)	-	5,000

Issuance of common stock for
services on October 28,
2003 at $0.0002 per share	50,000,000	50,000	(38,500)	-	11,500

Issuance of common stock for
services on November 1,
2003 at $0.0002 per share	25,000,000	25,000	(20,000)	-	5,000

Net loss for the period ended
December 31, 2003	-	-	-	(45,769)	(45,769)

Balance, December 31, 2003	17,786,030	$17,787	$(44,018)	$(45,769)	$28,000

The accompanying condensed notes are an integral part of these financial statements

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2003	117,786,030	$117,787	$(44,018)	$(45,769)	$28,000

Issuance of common stock for
cash on December 15, 2004
at $0.0004 per share	25,000,000	25,000	(15,000)	-	10,000

Net loss for the year
ended December 31, 2004	-	-	-	(40,501)	(40,501)

Balance, December 31, 2004	142,786,030	142,787	(59,018)	(86,270)	(2,501)

Net loss for the year
ended December 31, 2005	-	-	-	(8,923)	(8,923)

Balance, December 31, 2005	142,786,030	142,787	(59,018)	(95,193)	(11,424)

Net loss for the year
ended December 31, 2006	-	-	-	(345)	(345)

Balance, December 31, 2006	142,786,030	142,787	(59,018)	(95,538)	(11,769)

Net loss for the year
ended December 31, 2007	-	-	-	(77)	(77)

Balance, December 31, 2007	142,786,030	142,787	(59,018)	(95,615)	(11,846)

Cancellation of common shares	(141,601,000)	(141,601)	141,601	-	-

Net loss for the year
ended December 31, 2008	-	-	-	(31,446)	(31,446)

Balance, December 31, 2008	1,185,030	1,186	82,583	(127,061)	(43,292)

Contributed services	-	-	500	-	500

Net loss for the six months
ended June 30, 2009
(unaudited)	-	-	-	(9,401)	(9,401)

Balance, June 30, 2009
(unaudited)	1,185,030	$1,186	$83,083	$(136,462)	$(52,193)

The accompanying condensed notes are an integral part of these financial statements

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			on June 30,
	For the Six Months Ended		1989 Through
	June 30,		June 30,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(9,401)	$(18,545)	$(136,462)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	8,062
Services contributed by shareholders	500	-	500
Common stock issued for services	-	-	59,240
Changes in operating assets and liabilities
Increase (decrease) in accounts payable
and accrued expenses - related	4,723	-	4,723

Net Cash Used in
Operating Activities	(4,178)	(18,545)	(63,937)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(8,062)

Net Cash Used in
Investing Activities	-	-	(8,062)

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	25,000	47,501
Common stock issued for cash	-	-	24,529

Net Cash Provided by
Financing Activities	-	25,000	72,030

NET INCREASE (DECREASE) IN CASH	(4,178)	6,455	31

CASH AT BEGINNING OF PERIOD	4,209	655	-

CASH AT END OF PERIOD	$31	$7,110	$31

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2009 and December 31, 2008

NOTNOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTNOTE 2 - GOING CONCERN

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

NOTNOTE 3 – NOTES PAYABLE – RELATED PARTIES

Beginning in the 2008 fiscal year, the Company began receiving occasional cash advances from a related party. These advances were made in order to assist the Company in meeting its ongoing cash needs. As of June 30, 2009 these advances totaled $47,501. At January 1, 2009 the Company began accruing interest on these amounts. At June 30, 2009, accrued interest on these advances totaled $1,880. The advances were made informally and have no specific payment terms, other than being due on demand. The Company accrues interest on these advances at 8.0% per annum.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited assets and currently no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing with the SEC of requisite periodic reports, have been paid for by advances from a stockholder, which are evidenced on our financial statements as shareholder loans. We expect that we can maintain our corporate viability with limited capital. Additional necessary funds will most likely be provided in the future by directors and stockholders, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three-month period (“second quarter”) ended June 30, 2009, we incurred a net loss of $3,711 compared to a $9,401 net loss during the second quarter ended June 30, 2008. The decreased loss for the second quarter of 2009 is attributed to a 74% decrease in general and administrative expenses from $10814 in 2008 to $2,771 in 2009. General and administrative expenses decrease in 2009 due to larger legal and accounting costs incurred during the second quarter of 2008 related to the preparation and filing with the SEC of our registration statement. We also recorded interest expense of $940 for the second period of 2009 compared to $-0- for the 2008 period.

We incurred a net loss of $9,401 net loss for the six-month period ended June 30, 2009 compared to a net loss of $18,545 for the six-month period ended June 30, 2008. General and administrative expenses also decreased 59% from $18,545 for the first six months of 2008 to $7,521 for the comparable 2009 period, also due to larger legal and accounting costs incurred during the 2008 period. We also recorded interest expense of $1,880 for the first six months of 2009 compared to $-0- for the 2008 period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

Expenses incurred during the second quarter of 2009 were paid by a stockholder. At June 30, 2009, total assets, consisting of cash, were $31 compared to $4,209 in cash at December 31, 2008. The decrease in assets during the first six months of 2009 is attributed to payment of general and administrative expenses and also due to $25,000 in proceeds from shareholder loans during the first six months of 2008, compared to $0 proceeds for the 2009 period. At June 30, 2009, total liabilities were $52,224, accounted for as accounts payable, accrued interest and notes payable to related party, compared to notes payable to related party of $47,501 at December 31, 2008. Our stockholders’ deficit increased from $43,292 at December 31, 2008 to$52,193 at June 30, 2009.

We expects to continue to rely on our stockholders to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

Plan of Operation

During the next 12 months, we will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This search will not be restricted to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.

Because we lack adequate funds, it may be necessary for officers, directors and/or stockholders to advance funds in order to finance operations and to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

We do not intend to use employees in the immediate future, with the possible exception of part-time clerical assistance on an as-needed basis. We will use outside advisors or consultants only if they can be secured for minimal cost or on a deferred payment basis. Management believes that we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months. We do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Item is not applicable.

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

XEBEC INTERNATIONAL, INC.

Date: August 10, 2009	By: /S/	BARRETT HICKEN

Barrett Hicken
President, CEO and Director
(Principal Accounting Officer)