Form 10-Q
period 2009-09-30
XEBEC INTERNATIONAL, INC.
filed 2009-11-25
CIK 1445742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                         Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 24, 2009

Common Stock, $.001 par value	1,185,030

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4(T).	Controls and Procedures	13

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures	15

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Xebec International, Inc. at September 30, 2009 and related unaudited statements of operations, and cash flows for the three and nine months ended September 30, 2009 and 2008 and the period from June 30, 1989 (date of inception) to September 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$10	$4,209

Total Current Assets	10	4,209

TOTAL ASSETS	$10	$4,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5.493	$-
Accrued interest payable - related	2,820	-
Notes payable - related	47,501	47,501

Total Current Liabilities	55,814	47,501

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized, 1,185,030 shares issued and outstanding	1,186	1,186
Additional paid-in capital	83,583	82,583
Deficit accumulated during the development stage	(140,573)	(127,061)

Total Stockholders' Equity (Deficit)	(55,804)	(43,292)

TOTAL LIABILITIES AND STOCKHOLDERS'	$10	$4,209
EQUITY (DEFICIT)

The accompanying condensed notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

					From Inception
					on June 30,
	For the Three Months Ended		For the Nine Months Ended		1989 Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$14,194

OPERATING EXPENSES

Depreciation expense	-	-	-	-	8,062
General and administrative	3,171	5,658	10,692	24,203	147,104

Total Operating Expenses	3,171	5,658	10,692	24,203	155,166

INCOME (LOSS) FROM OPERATIONS	(3,171)	(5,658)	(10,692)	(24,203)	(140,972)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	3,219
Interest expense	(940)	-	(2,820)	-	(2,820)

Total Other Income (Expense)	(940)	-	(2,820)	-	399

INCOME (LOSS) BEFORE INCOME TAXES	(4,111)	(5,658)	(13,512)	(24,203)	(140,573)

Income tax expense	-	-	-	-	-

NET INCOME (LOSS)	$(4,111)	$(5,658)	$(13,512)	$(24,203)	$(140,573)

BASIC INCOME (LOSS) PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,185,030	35,536,030	1,185,030	107,036,030

The accompanying condensed notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on June 30,
	For the Nine Months Ended		1989 Through
	September 30,		September 30,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(13,512)	$(24,203)	$(140,573)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	8,062
Services contributed by shareholders	1,000	-	1,000
Common stock issued for services	-	-	59,240
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5,493		5,493
and accrued expenses - related	2,820	-	2,820

Net Cash Used in
Operating Activities	(4,199)	(24,203)	(63,958)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(8,062)

Net Cash Used in
Investing Activities	-	-	(8,062)

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	35,000	47,501
Common stock issued for cash	-	-	24,529

Net Cash Provided by
Financing Activities	-	35,000	72,030

NET INCREASE (DECREASE) IN CASH	(4,199)	10,797	10

CASH AT BEGINNING OF PERIOD	4,209	655	-

CASH AT END OF PERIOD	$10	$11,432	$10

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2009

NOTNOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTNOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
For the three-month period ended
September 30, 2009	$(4,111)	1,185,030	$(0.00)

For the three-month period ended
September 30, 2008	$(5,658)	35,536,030	$(0.00)

Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
For the nine-month period ended
September 30, 2009	$(13,512)	1,185,030	$(0.01)

For the period ended
September 30, 2008	$(24,203)	107,036,030	$(0.00)

b. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004.

We adopted the provisions of FASB Interpretation No. 48 (ASC Topic 740) Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

d. Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165 (ASC Topic 855), “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTNOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

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

XEBEC INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2009

NOTNOTE 3 – NOTES PAYABLE – RELATED PARTIES

Beginning in the 2008 fiscal year, the Company began receiving occasional cash advances from a related party. These advances were made in order to assist the Company in meeting its ongoing cash needs. As of September 30, 2009 these advances totaled $47,501. At January 1, 2009 the Company began accruing interest on these amounts. At September 30, 2009, accrued interest on these advances totaled $2,820. The advances were made informally and have no specific payment terms, other than being due on demand. The Company accrues interest on these advances at 8.0% per annum.

NOTNOTE  4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 24, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited assets and operations. Ongoing expenses, including the costs associated with the preparation and filing with the SEC of requisite periodic reports, have been paid for by advances from a stockholder and evidenced on our financial statements as notes payable. We believe that we can maintain our corporate viability with limited capital. Additional necessary funds will most likely be provided in the future by directors and stockholders, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three-month period (“third quarter”) ended September 30, 2009, we incurred a net loss of $4,111 compared to a $5,658 net loss during the third quarter ended September 30, 2008. The decreased loss for the third quarter of 2009 is attributed to the nearly 44% decrease in general and administrative expenses from $5,658 in 2008 to $3,171 in 2009. The decrease is attributed to the significant legal and accounting costs incurred in 2008 due to preparing and filing with the SEC of our registration statement. We also recorded interest expense of $940 for the third quarter of 2009 compared to $-0- for the 2008 period.

We incurred a net loss of $13,512 net loss for the nine-month period ended September 30, 2009 compared to a net loss of $24,203 for the nine-month period ended September 30, 2008. General and administrative expenses decreased 56% from $24,203 for the first nine months of 2008 to $10,692 for the comparable 2009 period, also due to legal and accounting costs incurred during the 2008 period. Additionally, we recorded interest expense of $2,820 for the first nine months of 2009 compared to $-0- for the 2008 period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

Expenses incurred during the third quarter of 2009 were paid by a stockholder. At September 30, 2009, total assets, consisting of cash, were $10 compared to $4,209 in cash at December 31, 2008. The decrease in assets during the first nine months of 2009 is attributed to payment of general and administrative expenses and also due to $35,000 in proceeds from stockholder loans during the first nine months of 2008, compared to $0 proceeds for the 2009 period. At September 30, 2009, total liabilities were $55,814, accounted for as accounts payable, accrued interest and notes payable to related party, compared to notes payable to related party of $47,501 at December 31, 2008. Our stockholders’ deficit increased from $43,292 at December 31, 2008 to $55,804 at September 30, 2009.

We expects to continue to rely on our stockholders to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

Plan of Operation

During the next 12 months, we will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We do not intend to limit our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.

Because we lack adequate funds, it may be necessary for officers, directors and/or stockholders to advance funds in order to finance operations and to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors have agreed to defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

It is most likely that the primary means available to us to raise capital is borrowing from stockholders or the private sale of securities. Being a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

XEBEC INTERNATIONAL, INC.

Date: November 24, 2009	By: /S/	BARRETT HICKEN___________
Barrett Hicken

President, C.E.O. and Director

(Principal Accounting Officer)